Form 10-K
period 2024-12-31
Benchmark 2023-B38 Mortgage Trust
filed 2025-03-13
CIK 1966002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Midland Loan Services, a Division of PNC Bank, National Association is the master servicer of the mortgage loans serviced under the Pooling and Servicing Agreement and the primary servicer of the Green Acres Mortgage Loan, the Sentinel Square II Mortgage Loan, the Centers of High Point Mortgage Loan and the One Campus Martius Mortgage Loan. As a result, Midland Loan Services, a Division of PNC Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Midland Loan Services, a Division of PNC Bank, National Association in the capacities described above are listed in the Exhibit Index.

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

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Solutions, LLC.  This entity was engaged by the primary servicer of the National Warehouse & Distribution Portfolio Mortgage Loan, the 100 Jefferson Road Mortgage Loan, the 1201 Third Avenue Mortgage Loan and the CX - 250 Water Street Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Item 1122(d)(4)(xi) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, this vendor is a “servicer” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

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

With respect to the pari passu loan combinations that include the One Campus Martius Mortgage Loan, the Sentinel Square II Mortgage Loan, the Centers of High Point Mortgage Loan, the Scottsdale Fashion Square Mortgage Loan, the National Warehouse & Distribution Portfolio Mortgage Loan and the Green Acres Mortgage Loan, (i) the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of K-Star Asset Management LLC as special servicer of the One Campus Martius Mortgage Loan and Greystone Servicing Company LLC as special servicer of the Sentinel Square II Mortgage Loan and the Centers of High Point Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because they are parties performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity; and (ii) the servicer compliance statements of K-Star Asset Management LLC as special servicer of the One Campus Martius Mortgage Loan, Greystone Servicing Company LLC as special servicer of the Sentinel Square II Mortgage Loan and the Centers of High Point Mortgage Loan, Berkadia Commercial Mortgage LLC as primary servicer of the Scottsdale Fashion Square Mortgage Loan, KeyBank National Association as special servicer of the Scottsdale Fashion Square Mortgage Loan, CWCapital Asset Management LLC as special servicer of the National Warehouse & Distribution Portfolio Mortgage Loan and 3650 REIT Loan Servicing LLC as special servicer of the Green Acres Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to CWCapital Asset Management LLC, as Special Servicer.

On December 17, 2015, U.S. Bank National Association, the trustee under five pooling and servicing agreements for (i) Wachovia Bank Commercial Mortgage Trust 2007-C30, (ii) COBALT CMBS Commercial Trust 2007-C2, (iii) Wachovia Bank Commercial Mortgage Trust 2007-C31, (iv) ML-CFC Commercial Mortgage Trust 2007-5 and (v) ML-CFC Commercial Mortgage Trust 2007-6 commenced a proceeding with the Second Judicial District Court of Ramsey County, Minnesota (the “State Court”) for a declaratory judgment as to the proper allocation of certain proceeds (“Disputed Proceeds”) received by CWCAM in connection with the sale of the Peter Cooper Village and Stuyvesant Town property in New York, New York securing loans held by those trusts. CWCAM was the special servicer of such property. The petition requests the State Court to instruct the trustee, the trust beneficiaries, and any other interested parties as to the amount of the Disputed Proceeds, if any, that constitute penalty interest and/or the amount of the Disputed Proceeds, if any, that constitute gain-on-sale proceeds, with respect to each trust. On February 24, 2016, CWCAM made a limited appearance with the State Court to file a motion to dismiss this proceeding based on lack of jurisdiction, mootness, standing and forum non conveniens. On July 19, 2016, the State Court denied CWCAM’s motion to dismiss. On July 22, 2016, the action was removed to federal court in Minnesota (“Federal Court”). On October 21, 2016, the Federal Court held a hearing on the motion to transfer the action to the United States District Court for the Southern District of New York (“SDNY Court”), a motion to remand to state court and a motion to hear CWCAM’s request for reconsideration of the motion to dismiss. On March 14, 2017, the Federal Court reserved the determination on the motion to hear CWCAM’s request for reconsideration of the motion to dismiss, denied the motion to remand the matter to state court and granted the motion to transfer the proceeding to the SDNY Court. Cross motions for judgment on the pleadings were filed but the SDNY Court was unable to decide the case based on the pleadings and the SDNY Court ordered discovery. All fact discovery was completed in December, 2018 and expert discovery was completed on March 15, 2019. The parties submitted cross motions for summary judgment, and on March 19, 2020, the SDNY Court entered an opinion and order in which it granted summary judgment in CWCAM’s favor and held that CWCAM was entitled to the entire amount of penalty interest and that CWCAM’s determination of Yield Maintenance was correct. In the 127-page opinion, the SDNY Court found for CWCAM on every issue presented by the trustee’s petition, namely, that the funds in dispute constitute penalty interest and yield maintenance, not gain-on-sale proceeds, and that the amount of penalty interest and yield maintenance was correctly calculated. An appeal of the SDNY Court’s decision was taken on April 29, 2020. Oral argument on the appeal occurred on June 21, 2021. On July 14, 2022, the Second Circuit entered a decision affirming in part and reversing in part the SDNY Court’s decision and remanding to the SDNY Court for further proceedings. The Second Circuit affirmed the SDNY’s Court holding that Penalty Interest and Yield Maintenance are paid before Gain-On-Sale Proceeds. The Second Circuit reversed and remanded for further proceedings that portion of the SDNY Court’s decision related to approximately $67.2 million in interest on advances. On January 13, 2023, the parties entered into a settlement agreement, in which (among other things) they agreed to stipulate that the amount of Interest on advances that accrued on or before June 3, 2014 is $27.5 million, and that CWCAM would pay that amount into escrow for distribution to certificateholders upon the entry of an order by the Court approving the settlement. U.S. Bank National Association, as Trustee for the trusts, provided notice of the settlement to all parties in interest via a notice program approved by the Court. A hearing on the settlement was scheduled for March 16, 2023 and was continued to May 5, 2023. The court approved the settlement in a decision dated April 8, 2024. An appeal of the Court’s decision was filed by one party, Cobalt LLC, which is believed to be focused solely on the timing of the distribution of the $27.5 million and not with respect to CWCAM’s liability or the amount paid. The appeal brief is due on September 1, 2024. The matter was subsequently resolved by the parties and approved by the Court and no further proceedings are required. The matter is closed.

On December 1, 2017, a complaint against CWCAM and others was filed in the United States District Court for the Southern District of New York styled as CWCapital Cobalt Vr Ltd. v. CWCapital Investments LLC, et al., No. 17-cv-9463 (the “Original Complaint”). The gravamen of the Original Complaint alleged breaches of a contract and fiduciary duties by CWCAM’s affiliate, CWCapital Investments LLC in its capacity as collateral manager for the collateralized debt obligation transaction involving CWCapital Cobalt Vr, Ltd. In total, there are 14 counts pled in the Original Complaint. Of those 14, 5 claims were asserted against CWCAM for aiding and abetting breach of fiduciary duty, conversion and unjust enrichment. On May 23, 2018, the Original Complaint was dismissed for lack of subject matter jurisdiction. On June 28, 2018, CWCapital Cobalt Vr Ltd. filed a substantially similar complaint in the Supreme Court of the State of New York, County of New York styled as CWCapital Cobalt Vr Ltd. v. CWCapital Investments LLC, et al., Index No. 653277/2018 (the “New Complaint”). The gravamen of the New Complaint is the same as the previous complaint filed in the United State District Court for the Southern District of New York. In total there are 16 counts pled in the New Complaint. Of those 16 counts, 5 claims were asserted against CWCAM for aiding and abetting breach of fiduciary duty, conversion and unjust enrichment, 1 count seeks a declaratory judgement that the plaintiff has the right to enforce the contracts in question and 1 count seeks an injunction requiring the defendants to recognize the plaintiff as the directing holder for the trusts in question. On January 11, 2019, the plaintiff dismissed with prejudice the declaratory judgment and injunction counts. The New Complaint and related summons was not served on the defendants until July 13, 2018 and July 16, 2018. The plaintiff’s motion for a preliminary injunction was denied by the court on July 31, 2018. On August 3, 2018, the defendants, including CWCAM, filed a motion to dismiss the New Complaint in its entirety. On August 20, 2019, the court entered an order granting defendants’ motion almost in its entirety, dismissing 11 of the 16 counts and partially dismissing 2 additional counts. Of the remaining counts, 2 are asserted against CWCAM for aiding and abetting breach of fiduciary duty and unjust enrichment. On September 19, 2019, CWCapital Cobalt Vr Ltd. filed a notice of appeal relating to the August 20, 2019 dismissal order and on September 26, 2019, filed an amended complaint against CWCI and CWCAM attempting to address deficiencies relating to certain of the claims dismissed by the August, 20, 2019 order. CWCI and CWCAM filed its Motion to Dismiss the amended complaint on October 28, 2019. The court heard argument on the Motion to Dismiss the amended complaint on January 22, 2020 and on October 23, 2020, the court granted the motion dismissing the amended claims. On November 30, 2020, CWCapital Cobalt Vr Ltd filed a notice of appeal relating to the October 23, 2020 dismissal order. On April 27, 2021, the First Department affirmed the dismissal as to claims against CWCAM that were part of the August 20, 2019 dismissal, but reversed the dismissal of two counts for breach of the Collateral Management Agreement against CWCI. CWCI sought leave to file an appeal of the decision. The plaintiff also sought leave to appeal the dismissal of the claims against CWCAM. Both requests for leave were denied by the First Department. On May 15, 2020, CWCI and CWCAM filed a motion to renew its motion to dismiss as to 4 of the remaining counts (including the remaining two counts against CWCAM for aiding and abetting breach of fiduciary duty and unjust enrichment), based on a decision entered by Judge Failla in a trust instruction proceeding in the US District Court for the Southern District of New York awarding summary judgment in favor of CWCAM. On September 7, 2021, the court denied the motion to renew. CWCI and CWCAM filed a notice of appeal, which they perfected by the filing of their opening brief on July 1, 2022. On November 15, 2022, the First Department affirmed the court’s denial of the motion to renew. On October 1, 2021, CWCI and CWCAM moved to reargue the denial of the motion to renew (or alternatively, the motion to dismiss) with respect to certain of Cobalt’s claims, including the remaining 2 claims against CWCAM, based on the First Department’s April 27, 2021 decision. On March 24, 2022, the court denied the relief sought in the motion to reargue. CWCI and CWCAM appealed the court’s decision on the motion to reargue and filed their opening brief on July 11, 2022. The appeal was dismissed as being non-appealable on August 30, 2022. Discovery (both fact and expert) concluded on March 1, 2024. CWCAM and CWCI filed a motion for summary judgment on March 29, 2024, seeking dismissal of all the claims in their entirety. On that same date, the plaintiff cross moved for summary judgment on one of the claims asserted against only CWCI. Summary judgment briefing is scheduled to conclude on June 18, 2024. Oral argument was heard on October 22, 2024 and the court has taken the arguments under consideration. The timing of a decision is unknown. CWCAM believes that it has performed its obligations under the related pooling and servicing agreements in good faith and the remaining allegations in the New Complaint are without merit.

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

PART IV

Item 15. Exhibits, and Financial Statement Schedules

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

33.22       K-Star Asset Management LLC, as Special Servicer of the One Campus Martius Mortgage Loan (Omitted. See Explanatory Notes.)

33.23       Wilmington Trust, National Association, as Trustee of the One Campus Martius Mortgage Loan (Omitted. See Explanatory Notes.)

33.24       Computershare Trust Company, National Association, as Custodian of the One Campus Martius Mortgage Loan (see Exhibit 33.4)

33.25       Park Bridge Lender Services LLC, as Operating Advisor of the One Campus Martius Mortgage Loan (see Exhibit 33.5)

33.26       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Sentinel Square II Mortgage Loan (see Exhibit 33.1)

33.27       Greystone Servicing Company LLC, as Special Servicer of the Sentinel Square II Mortgage Loan (Omitted. See Explanatory Notes.)

33.28       Computershare Trust Company, National Association, as Trustee of the Sentinel Square II Mortgage Loan (Omitted. See Explanatory Notes.)

33.29       Computershare Trust Company, National Association, as Custodian of the Sentinel Square II Mortgage Loan (see Exhibit 33.4)

33.30       Park Bridge Lender Services LLC, as Operating Advisor of the Sentinel Square II Mortgage Loan (see Exhibit 33.5)

33.31       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Centers of High Point Mortgage Loan (see Exhibit 33.1)

33.32       Greystone Servicing Company LLC, as Special Servicer of the Centers of High Point Mortgage Loan (Omitted. See Explanatory Notes.)

33.33       Computershare Trust Company, National Association, as Trustee of the Centers of High Point Mortgage Loan (Omitted. See Explanatory Notes.)

33.34       Computershare Trust Company, National Association, as Custodian of the Centers of High Point Mortgage Loan (see Exhibit 33.4)

33.35       Park Bridge Lender Services LLC, as Operating Advisor of the Centers of High Point Mortgage Loan (see Exhibit 33.5)

33.36       Berkadia Commercial Mortgage LLC, as Primary Servicer of the Scottsdale Fashion Square Mortgage Loan

33.37       KeyBank National Association, as Special Servicer of the Scottsdale Fashion Square Mortgage Loan

33.38       Wilmington Trust, National Association, as Trustee of the Scottsdale Fashion Square Mortgage Loan (Omitted. See Explanatory Notes.)

33.39       Computershare Trust Company, National Association, as Custodian of the Scottsdale Fashion Square Mortgage Loan (see Exhibit 33.4)

33.40       Park Bridge Lender Services LLC, as Operating Advisor of the Scottsdale Fashion Square Mortgage Loan (see Exhibit 33.5)

33.41       Wells Fargo Bank, National Association, as Primary Servicer of the National Warehouse & Distribution Portfolio Mortgage Loan

33.42       CWCapital Asset Management LLC, as Special Servicer of the National Warehouse & Distribution Portfolio Mortgage Loan

33.43       Computershare Trust Company, National Association, as Trustee of the National Warehouse & Distribution Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.44       Computershare Trust Company, National Association, as Custodian of the National Warehouse & Distribution Portfolio Mortgage Loan (see Exhibit 33.4)

33.45       Pentalpha Surveillance LLC, as Operating Advisor of the National Warehouse & Distribution Portfolio Mortgage Loan

33.46       CoreLogic Solutions, LLC, as Servicing Function Participant of the National Warehouse & Distribution Portfolio Mortgage Loan

33.47       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Green Acres Mortgage Loan (see Exhibit 33.1)

33.48       3650 REIT Loan Servicing LLC, as Special Servicer of the Green Acres Mortgage Loan

33.49       Computershare Trust Company, National Association, as Trustee of the Green Acres Mortgage Loan (Omitted. See Explanatory Notes.)

33.50       Computershare Trust Company, National Association, as Custodian of the Green Acres Mortgage Loan (see Exhibit 33.4)

33.51       BellOak, LLC, as Operating Advisor of the Green Acres Mortgage Loan

33.52       Wells Fargo Bank, National Association, as Primary Servicer of the 100 Jefferson Road Mortgage Loan (see Exhibit 33.41)

33.53       Argentic Services Company LP, as Special Servicer of the 100 Jefferson Road Mortgage Loan (see Exhibit 33.7)

33.54       Computershare Trust Company, National Association, as Trustee of the 100 Jefferson Road Mortgage Loan (Omitted. See Explanatory Notes.)

33.55       Computershare Trust Company, National Association, as Custodian of the 100 Jefferson Road Mortgage Loan (see Exhibit 33.4)

33.56       Pentalpha Surveillance LLC, as Operating Advisor of the 100 Jefferson Road Mortgage Loan (see Exhibit 33.45)

33.57       CoreLogic Solutions, LLC, as Servicing Function Participant of the 100 Jefferson Road Mortgage Loan (see Exhibit 33.46)

33.58       Wells Fargo Bank, National Association, as Primary Servicer of the 1201 Third Avenue Mortgage Loan (see Exhibit 33.41)

33.59       LNR Partners, LLC, as Special Servicer of the 1201 Third Avenue Mortgage Loan (see Exhibit 33.2)

33.60       Wilmington Trust, National Association, as Trustee of the 1201 Third Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

33.61       Computershare Trust Company, National Association, as Custodian of the 1201 Third Avenue Mortgage Loan (see Exhibit 33.4)

33.62       Park Bridge Lender Services LLC, as Operating Advisor of the 1201 Third Avenue Mortgage Loan (see Exhibit 33.5)

33.63       CoreLogic Solutions, LLC, as Servicing Function Participant of the 1201 Third Avenue Mortgage Loan (see Exhibit 33.46)

33.64       Wells Fargo Bank, National Association, as Primary Servicer of the CX - 250 Water Street Mortgage Loan (see Exhibit 33.41)

33.65       Argentic Services Company LP, as Special Servicer of the CX - 250 Water Street Mortgage Loan (see Exhibit 33.7)

33.66       Computershare Trust Company, National Association, as Trustee of the CX - 250 Water Street Mortgage Loan (Omitted. See Explanatory Notes.)

33.67       Computershare Trust Company, National Association, as Custodian of the CX - 250 Water Street Mortgage Loan (see Exhibit 33.4)

33.68       BellOak, LLC, as Operating Advisor of the CX - 250 Water Street Mortgage Loan (see Exhibit 33.51)

33.69       CoreLogic Solutions, LLC, as Servicing Function Participant of the CX - 250 Water Street Mortgage Loan (see Exhibit 33.46)

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

34.22       K-Star Asset Management LLC, as Special Servicer of the One Campus Martius Mortgage Loan (Omitted. See Explanatory Notes.)

34.23       Wilmington Trust, National Association, as Trustee of the One Campus Martius Mortgage Loan (Omitted. See Explanatory Notes.)

34.24       Computershare Trust Company, National Association, as Custodian of the One Campus Martius Mortgage Loan (see Exhibit 34.4)

34.25       Park Bridge Lender Services LLC, as Operating Advisor of the One Campus Martius Mortgage Loan (see Exhibit 34.5)

34.26       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Sentinel Square II Mortgage Loan (see Exhibit 34.1)

34.27       Greystone Servicing Company LLC, as Special Servicer of the Sentinel Square II Mortgage Loan (Omitted. See Explanatory Notes.)

34.28       Computershare Trust Company, National Association, as Trustee of the Sentinel Square II Mortgage Loan (Omitted. See Explanatory Notes.)

34.29       Computershare Trust Company, National Association, as Custodian of the Sentinel Square II Mortgage Loan (see Exhibit 34.4)

34.30       Park Bridge Lender Services LLC, as Operating Advisor of the Sentinel Square II Mortgage Loan (see Exhibit 34.5)

34.31       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Centers of High Point Mortgage Loan (see Exhibit 34.1)

34.32       Greystone Servicing Company LLC, as Special Servicer of the Centers of High Point Mortgage Loan (Omitted. See Explanatory Notes.)

34.33       Computershare Trust Company, National Association, as Trustee of the Centers of High Point Mortgage Loan (Omitted. See Explanatory Notes.)

34.34       Computershare Trust Company, National Association, as Custodian of the Centers of High Point Mortgage Loan (see Exhibit 34.4)

34.35       Park Bridge Lender Services LLC, as Operating Advisor of the Centers of High Point Mortgage Loan (see Exhibit 34.5)

34.36       Berkadia Commercial Mortgage LLC, as Primary Servicer of the Scottsdale Fashion Square Mortgage Loan

34.37       KeyBank National Association, as Special Servicer of the Scottsdale Fashion Square Mortgage Loan

34.38       Wilmington Trust, National Association, as Trustee of the Scottsdale Fashion Square Mortgage Loan (Omitted. See Explanatory Notes.)

34.39       Computershare Trust Company, National Association, as Custodian of the Scottsdale Fashion Square Mortgage Loan (see Exhibit 34.4)

34.40       Park Bridge Lender Services LLC, as Operating Advisor of the Scottsdale Fashion Square Mortgage Loan (see Exhibit 34.5)

34.41       Wells Fargo Bank, National Association, as Primary Servicer of the National Warehouse & Distribution Portfolio Mortgage Loan

34.42       CWCapital Asset Management LLC, as Special Servicer of the National Warehouse & Distribution Portfolio Mortgage Loan

34.43       Computershare Trust Company, National Association, as Trustee of the National Warehouse & Distribution Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.44       Computershare Trust Company, National Association, as Custodian of the National Warehouse & Distribution Portfolio Mortgage Loan (see Exhibit 34.4)

34.45       Pentalpha Surveillance LLC, as Operating Advisor of the National Warehouse & Distribution Portfolio Mortgage Loan

34.46       CoreLogic Solutions, LLC, as Servicing Function Participant of the National Warehouse & Distribution Portfolio Mortgage Loan

34.47       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Green Acres Mortgage Loan (see Exhibit 34.1)

34.48       3650 REIT Loan Servicing LLC, as Special Servicer of the Green Acres Mortgage Loan

34.49       Computershare Trust Company, National Association, as Trustee of the Green Acres Mortgage Loan (Omitted. See Explanatory Notes.)

34.50       Computershare Trust Company, National Association, as Custodian of the Green Acres Mortgage Loan (see Exhibit 34.4)

34.51       BellOak, LLC, as Operating Advisor of the Green Acres Mortgage Loan

34.52       Wells Fargo Bank, National Association, as Primary Servicer of the 100 Jefferson Road Mortgage Loan (see Exhibit 34.41)

34.53       Argentic Services Company LP, as Special Servicer of the 100 Jefferson Road Mortgage Loan (see Exhibit 34.7)

34.54       Computershare Trust Company, National Association, as Trustee of the 100 Jefferson Road Mortgage Loan (Omitted. See Explanatory Notes.)

34.55       Computershare Trust Company, National Association, as Custodian of the 100 Jefferson Road Mortgage Loan (see Exhibit 34.4)

34.56       Pentalpha Surveillance LLC, as Operating Advisor of the 100 Jefferson Road Mortgage Loan (see Exhibit 34.45)

34.57       CoreLogic Solutions, LLC, as Servicing Function Participant of the 100 Jefferson Road Mortgage Loan (see Exhibit 34.46)

34.58       Wells Fargo Bank, National Association, as Primary Servicer of the 1201 Third Avenue Mortgage Loan (see Exhibit 34.41)

34.59       LNR Partners, LLC, as Special Servicer of the 1201 Third Avenue Mortgage Loan (see Exhibit 34.2)

34.60       Wilmington Trust, National Association, as Trustee of the 1201 Third Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

34.61       Computershare Trust Company, National Association, as Custodian of the 1201 Third Avenue Mortgage Loan (see Exhibit 34.4)

34.62       Park Bridge Lender Services LLC, as Operating Advisor of the 1201 Third Avenue Mortgage Loan (see Exhibit 34.5)

34.63       CoreLogic Solutions, LLC, as Servicing Function Participant of the 1201 Third Avenue Mortgage Loan (see Exhibit 34.46)

34.64       Wells Fargo Bank, National Association, as Primary Servicer of the CX - 250 Water Street Mortgage Loan (see Exhibit 34.41)

34.65       Argentic Services Company LP, as Special Servicer of the CX - 250 Water Street Mortgage Loan (see Exhibit 34.7)

34.66       Computershare Trust Company, National Association, as Trustee of the CX - 250 Water Street Mortgage Loan (Omitted. See Explanatory Notes.)

34.67       Computershare Trust Company, National Association, as Custodian of the CX - 250 Water Street Mortgage Loan (see Exhibit 34.4)

34.68       BellOak, LLC, as Operating Advisor of the CX - 250 Water Street Mortgage Loan (see Exhibit 34.51)

34.69       CoreLogic Solutions, LLC, as Servicing Function Participant of the CX - 250 Water Street Mortgage Loan (see Exhibit 34.46)

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

35.11       K-Star Asset Management LLC, as Special Servicer of the One Campus Martius Mortgage Loan (Omitted. See Explanatory Notes.)

35.12       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Sentinel Square II Mortgage Loan (see Exhibit 35.1)

35.13       Greystone Servicing Company LLC, as Special Servicer of the Sentinel Square II Mortgage Loan (Omitted. See Explanatory Notes.)

35.14       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Centers of High Point Mortgage Loan (see Exhibit 35.1)

35.15       Greystone Servicing Company LLC, as Special Servicer of the Centers of High Point Mortgage Loan (Omitted. See Explanatory Notes.)

35.16       Berkadia Commercial Mortgage LLC, as Primary Servicer of the Scottsdale Fashion Square Mortgage Loan (Omitted. See Explanatory Notes.)

35.17       KeyBank National Association, as Special Servicer of the Scottsdale Fashion Square Mortgage Loan (Omitted. See Explanatory Notes.)

35.18       Wells Fargo Bank, National Association, as Primary Servicer of the National Warehouse & Distribution Portfolio Mortgage Loan

35.19       CWCapital Asset Management LLC, as Special Servicer of the National Warehouse & Distribution Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

35.20       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Green Acres Mortgage Loan (see Exhibit 35.1)

35.21       3650 REIT Loan Servicing LLC, as Special Servicer of the Green Acres Mortgage Loan (Omitted. See Explanatory Notes.)

35.22       Wells Fargo Bank, National Association, as Primary Servicer of the 100 Jefferson Road Mortgage Loan (see Exhibit 35.18)

35.23       Argentic Services Company LP, as Special Servicer of the 100 Jefferson Road Mortgage Loan (see Exhibit 35.5)

35.24       Wells Fargo Bank, National Association, as Primary Servicer of the 1201 Third Avenue Mortgage Loan (see Exhibit 35.18)

35.25       LNR Partners, LLC, as Special Servicer of the 1201 Third Avenue Mortgage Loan (see Exhibit 35.2)

35.26       Wells Fargo Bank, National Association, as Primary Servicer of the CX - 250 Water Street Mortgage Loan (see Exhibit 35.18)

35.27       Argentic Services Company LP, as Special Servicer of the CX - 250 Water Street Mortgage Loan (see Exhibit 35.5)

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

Date: March 12, 2025

/s/ Matt Smith

Matt Smith, Director

Date: March 12, 2025